Form 10-K
period 2005-12-31
STRATS SM TRUST FOR DOMINION RESOURCES SEC SER 2004-3
filed 2006-03-31
CIK 1280087

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

         For the fiscal year ended December 31, 2005

                                      or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

               Commission File Numbers: 333-70808-03, 001-32027

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

       STRATS(SM) Trust For Dominion Resources Securities, Series 2004-3
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     52-2316339
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     301 South College, Charlotte, North Carolina                28288
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------

STRATS(SM) Certificates, Series 2004-3,    New York Stock Exchange ("NYSE")
Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]  Accelerated filer [ ]   Non- accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

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


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: the distribution reports to security holders filed on Form 8 K during the fiscal year, in lieu of reports on Form 10 Q, which include the reports filed on Form 8 K listed in Item 15(a) hereto.

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

                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 1A. Risk Factors.
---------------------

         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

         None

Item 9A.  Controls and Procedures.
---------------------------------

         Not Applicable

Item 9B. Other Information.
--------------------------

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stock Matters.
---------------------

         Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Dominion Resources Securities, Series 2004-3 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------------------------------------------------------------
                  Trust Description                     Distribution Date          Filed on
------------------------------------------------------------------------------------------------
STRATS(SM)Trust For Dominion Resources Securities,         06-15-2005              07-21-2005
Series 2004-3                                              12-15-2005              12-21-2005
------------------------------------------------------------------------------------------------

                  2.       None

                  3. Exhibits:

                           3.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 - Report of Aston Bell, CPA.

                           99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                           99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

         (b) See Item 15(a) above.

         (c)      Not Applicable.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:     /s/ Jimmy Whang
                                               --------------------------
                                       Name: Jimmy Whang
                                       Title: Director


Dated:  March 30, 2006


                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                 Description of Exhibits                Exhibit Number
 per Item 601 of                                                             in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
      (31.1)        Certification by Director of the Registrant               31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on July 21,
      (99.3)        2005, as further described in Item 15(a)(1) above,        99.3
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
      (99.4)        21, 2005, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------