Form 10-K
period 2006-12-31
STRATS SM TRUST FOR DOMINION RESOURCES SEC SER 2004-3
filed 2007-03-30
CIK 1280087

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    ---------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                Commission File Numbers: 333-70808-03, 001-32027

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

        STRATS(SM) Trust For Dominion Resources Securities, Series 2004-3
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    52-2316339
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


301 South College, Charlotte, North Carolina               28288
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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

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

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

         The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1 Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

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


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
----------------------

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

     1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Dominion Resources Securities, Series 2004-3 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------------------------------------------
          Trust Description            Distribution Date          Filed on
------------------------------------------------------------------------------
STRATS(SM) Trust For Dominion           06-15-2006               06-20-2006
Resources Securities, Series            12-15-2006               12-22-2006
2004-3
------------------------------------------------------------------------------

     2.   None

     3.   Exhibits:

          3.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C.
          Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2 - Report of Aston Bell, CPA.

          99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

          99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                      Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                      By:  /s/ Jimmy Whang
                                           --------------------------
                                           Name: Jimmy Whang
                                           Title: Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------
 Reference Number                                                         Exhibit Number
 per Item 601 of                  Description of Exhibits                    in this
  Regulation SK                                                             Form 10-K
-----------------------------------------------------------------------------------------
                    Certification by Director of the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted            31.1
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
-----------------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on June 20,
      (99.3)        2006, as further described in Item 15(a)(1) above, is     99.3
                    incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
      (99.4)        22, 2006, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------