Form 10-K
period 2009-12-31
STRATS SM TRUST FOR DOMINION RESOURCES SEC SER 2004-3
filed 2010-03-30
CIK 1280087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (212) 214-6282

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATSSM Trust For Dominion Resources Securities, Series 2004-3 to the certificateholders for the period from January 1, 2009 through and including December 31, 2009 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust For Dominion Resources Securities, Series 2004-3	06-15-2009 12-15-2009	06-25-2009 12-28-2009

2.	None

3.	Exhibits:

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

Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust

By:	/s/ William Threadgill
Name:	William Threadgill
Title:	President

Dated:  March 30, 2010

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4