Form 10-K
period 2010-12-31
STRATS SM TRUST FOR DOMINION RESOURCES SEC SER 2004-3
filed 2011-03-30
CIK 1280087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b 2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

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

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the “Depositor”) is the Depositor in respect of the STRATSSM Trust For Dominion Resources Securities, Series 2004-3 (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as

trustee (the “Trustee”), as supplemented by the STRATSSM Certificates Series Supplement 2004-3 (the “Series Supplement”) dated as of February 12, 2004 in respect of the Trust. The Trust’s assets consist solely of notes issued by Dominion Resources, Inc. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

Item 4. [Removed and Reserved.]

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Class A-1 Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of “Cede & Co.”, the nominee of The Depository Trust Company.  The Class A-1 Certificates are listed on the NYSE.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Not Applicable

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable

Item 11. Executive Compensation.

Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATSSM Trust For Dominion Resources Securities, Series 2004-3 to the certificateholders for the period from January 1, 2010 through and including December 31, 2010 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust For Dominion Resources Securities, Series 2004-3	06-15-2010 12-15-2010	06-29-2010 12-30-2010

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2010, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust

By:	/s/ William Threadgill
Name:	William Threadgill
Title:	President

Dated:  March 30, 2011

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2009, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4